Form 10-K
period 1996-12-31
PDC 1996-B LIMITED PARTNERSHIP
filed 1997-03-25
CIK 1031997

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1996

  Commission File Number  033-63635

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transaction period from                 to

                       PDC 1996-B LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)



    West Virginia                                             55-0750677
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



103 East Main Street, Bridgeport, West Virginia  26330
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code           (304) 842-3597


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   General and Limited Partnership Interests
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    PART I

ITEM 1.  BUSINESS.

General

      PDC 1996-B Limited Partnership ("the Partnership") is a limited partnership formed on September 9, 1996 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

      Since the commencement of operations on September 9, 1996, the Partnership has been engaged in onshore, domestic gas exploration exclusively in the northern Appalachian Basin. A total of 4 limited partners contributed
$60,000; a total of 219 additional general partners contributed initial capital of $2,624,707; and PDC (Managing General Partner) contributed
$583,924 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).

      Under the terms of the Agreement, the allocation of revenues is as follows:

                                            Allocation
                                           of Revenues
            Additional General and
              Limited Partners                  80%

            Managing General Partner            20%

      Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

      The Partnership has no employees, however, PDC has approximately 72 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

      The Partnership participated in the drilling of fifteen gross wells and will continue to operate and produce its fifteen gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

      See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

      The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted. These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions. Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed. Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas.

Competition

      The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.
State Regulations

      State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations.

Federal Regulations

      Regulation of Liquid Hydrocarbons. Liquid hydrocarbons (including crude oil and natural gas liquids) were subject to federal price and allocation controls until January 1981 when controls were effectively eliminated by executive order of the President. As a result, to the extent the Partnership sells oil produced from its properties, those sales are at unregulated market prices.

      Although it appears unlikely under present circumstances that controls will be reimposed upon liquid hydrocarbons, it is possible Congress may enact such legislation at a future date. The impact of such legislation on the Partnership would be minimal since the partnership expects to sell only small quantities of liquid hydrocarbons, if any.

      Natural Gas Regulation. Sale of natural gas by the Partnership is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing well is located regulates production activities and, in addition, the transportation of gas sold intrastate. The Federal Energy Regulatory Commission
(FERC) regulates the operation and cost of interstate pipeline operators who transport gas. Currently the price of gas sold by the Partnership is not regulated by any state or federal agency.

      The FERC has adopted major changes in certain of its regulations and continues to make additional changes that will significantly affect future transportation and marketing of natural gas.

      The Partnership is uncertain how the recent or proposed regulations will affect the marketing of its gas because it is unable to predict how all interstate pipelines that receive its gas will respond to such rulemakings.

      Proposed Regulation. Numerous proposals concerning energy are being considered by the United States Congress, various state legislatures and regulatory agencies. The possible outcome and effect of these proposals cannot be accurately predicted.

      Environmental and Safety Regulation. The Partnership believes that it complies, in all material respects, with all legislation and regulations affecting its operations in the drilling and production of oil and gas wells and the discharge of wastes. To date, compliance with such provisions and regulations has not had a material effect upon the Partnership's expenditures for capital equipment, its operations or its competitive position. The cost of such compliance is not anticipated to be material in the future.

ITEM 2.  PROPERTIES.

Drilling Activity

      The following table sets forth the results of drilling activity from September 9, 1996 (date of inception) to March 15, 1997, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1997. . .        15       0   15        13.185    0    13.185
      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

      The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1997.

                                Productive Gas Wells

Well Name                     County          State        Gross         Net
Thomson Stephenson #66        Clearfield        PA           1           .7775
Tate #27                      Clearfield        PA           1           .9475
Prushnok #1                   Clearfield        PA           1           .9475
Bunner Heirs #2               Barbour           WV           1           .9975
Krick #9                      Clearfield        PA           1           .9475
Herring #1                    Preston           WV           1           .9975
Thomson Stephenson #72        Clearfield        PA           1           .9475
Krick #13                     Clearfield        PA           1           .9475
Jacques #1                    Fayette           PA           1           .9975
Slimmer #318                  Clearfield        PA           1           .7475
McClure #21                   Clearfield        PA           1           .7475
Cardon #141                   Clearfield        PA           1           .7475
Cardon #312                   Clearfield        PA           1           .7475
Cather #1                     Taylor            WV           1           .9975
Mitchell #1                   Clearfield        PA           1           .6900
                                                            15         13.1850

      A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

Title to Properties

      The Partnership's interests in producing acreage are in the form of assigned direct interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties, and could be subject to liens incident to operating agreements, liens for current taxes and other burdens. The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership's business.

      As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local mineral records). Investigations are generally made, including in most cases receiving a title opinion of legal counsel, before commencement of drilling operations. A thorough examination of title has been made with respect to all of the Partnership's producing properties and the Partnership believes that it has generally satisfactory title to such properties.

ITEM 3.  LEGAL PROCEEDINGS.

      The Managing General partner as driller/operator a not party to any legal action that would materially affect the Managing General Partner's or Partnership's operations or financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders of the Partnership for the period September 9, 1996 (date of inception) to December 31, 1996.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

      At December 31, 1996, PDC 1996-B Limited Partnership had one Managing General Partner, 4 Limited Partners who fully paid for 3 units at $20,000 per unit of limited partnership interests and a total of 219 Additional General Partners who fully paid for 131.235 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

      Additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                          Period from
                                                        September 9, 1996
                                                      (date of inception)
                                                     to December 31, 1996

Oil and Gas Sales . . . . . . . . . . . . . . . . . . .       $90,359
Costs and Expenses  . . . . . . . . . . . . . . . . . .       124,143
Net Loss  . . . . . . . . . . . . . . . . . . . . . . .       (28,154)
Allocation of Income (loss):
      Managing General Partner. . . . . . . . . . . . .         7,793
      Limited and Additional General Partners . . . . .       (35,947)
      Per Limited and Additional General Partner Unit .          (268)
Total Assets. . . . . . . . . . . . . . . . . . . . . .     2,973,133

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

      The Partnership was funded with initial Limited and Additional General Partner contributions of $2,684,707 and the Managing General Partner contributed $583,924 in accordance with the Agreement. Syndication cost and Management fee of $349,012 were incurred leaving available capital of $2,919,619 for Partnership activities.

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 1996. Fifteen wells have been drilled, all of which have been completed as producers.

      The Partnership had net working capital at December 31, 1996 of $95,673.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

      The Partnership's revenues from natural gas sales will be affected by changes in prices. Natural gas prices are subject to general market conditions which drive the pricing changes.

      The principal effects of inflation upon the Partnership relate to the costs required to drill, complete and operate oil and gas wells. The Partnership expects these costs to remain somewhat stable over the next year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                      Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1996 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

         NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         NON-APPLICABLE.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the period ended December 31, 1996.


        Sales of Leases                              $  106,360
        Footage Drilling Contracts, Services,
         Chemicals, Supplies, and Equipment           2,793,258
        Operator's Charges                               10,842
        Syndication cost and management fee             349,012
        Tax return preparation                            2,945
        Direct administrative cost                        1,000

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  (1)  Financial Statements

             See Index to Financial Statements on F-2

             (2)  Financial Statement Schedules

             See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

             (3)  Exhibits

             See Exhibits Index on page E-1

                                                               CONFORMED COPY



                                    SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PDC 1996-B Limited Partnership
                                                By its Managing General Partner
                                                Petroleum Development
                                                Corporation



                                                By /s/ James N. Ryan
                                                  James N. Ryan, Chairman



                                                March 24, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature              Title                               Date



/s/ James N. Ryan          Chairman, Chief Executive
James N. Ryan              Officer and Director                March 24, 1997



/s/ Steven R. Williams     President and Director
Steven R. Williams                                             March 24, 1997



/s/ Dale G. Rettinger      Executive Vice President,
Dale G. Rettinger          Treasurer and Director              March 24, 1997
                           (principal financial and
                           accounting officer)



/s/ Roger J. Morgan        Secretary and Director
Roger J. Morgan                                                March 24, 1997

                                   PDC 1996-B LIMITED PARTNERSHIP
                                  (A West Virginia Limited Partnership)

                                   Financial Statements for Annual Report
                                   on Form 10-K to Securities and Exchange
                                   Commission

                                   Period from September 9, 1996 (Date of
                                   Inception) to December 31, 1996

                                  (With Independent Auditors' Report Thereon)

                           PDC 1996-B LIMITED PARTNERSHIP
                        (A West Virginia Limited Partnership)



                            Index to Financial Statements



Independent Auditors' Report                                   F-3
Balance Sheet - December 31, 1996                              F-4
Statement of Operations - Period from September 9, 1996
 (Date of Inception) to December 31, 1996                      F-5
Statement of Partners' Equity - Period from September 9, 1996
 (Date of Inception) to December 31, 1996                      F-6
Statement of Cash Flows - Period from September 9, 1996
 (Date of Inception) to December 31, 1996                      F-7
Notes to Financial Statements                                  F-8




All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

                            Independent Auditors' Report



To the Partners
PDC 1996-B  Limited Partnership:

We have audited the financial statements of PDC 1996-B Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1996-B Limited
Partnership as of December 31, 1996, and the results of its operations and its cash flows for the period from September 9, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.







                                                        KPMG Peat Marwick LLP



Pittsburgh, Pennsylvania
March 20, 1997

                           PDC 1996-B LIMITED PARTNERSHIP
                        (A West Virginia Limited Partnership)

                                    Balance Sheet

                                  December 31, 1996


          Assets

Current assets:
      Cash                                                    $    30,706
      Accounts receivable - oil and gas revenues                   79,517

        Total current assets                                      110,223

Oil and gas properties, successful efforts method
      (Notes 3 and 5):
        Oil and gas properties                                  2,899,619
        Less accumulated depreciation, depletion and
          amortization                                             36,709
                                                                2,862,910

                                                              $ 2,973,133


      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                                        $     9,474
      Due to Managing General Partner                               5,076
        Total current liabilities                                  14,550

Partners' equity                                                2,958,583


                                                              $ 2,973,133



See accompanying notes to financial statements.

                           PDC 1996-B LIMITED PARTNERSHIP
                        (A West Virginia Limited Partnership)

                               Statement of Operations

       Period from September 9, 1996 (Date of Inception) to December 31, 1996



Revenues:
      Sales of oil and gas                                      $   90,359
      Interest income                                                5,630
                                                                    95,989

Expenses (note 3):
      Management fee                                                67,118
      Lifting costs                                                 10,842
      Independent engineering fee                                    2,000
      Independent audit fee                                          3,273
      Franchise taxes                                                  256
      Direct administrative cost                                     1,000
      Tax return preparation                                         2,945
      Depreciation, depletion and amortization                      36,709

                                                                   124,143

                    Net loss                                      $(28,154)

                    Net loss per limited and additional
                      general partner unit                        $   (268)


See accompanying notes to financial statements.

                             PDC 1996-B LIMITED PARTNERSHIP
                        (A West Virginia Limited Partnership)

                            Statement of Partners' Equity

       Period from September 9, 1996 (Date of Inception) to December 31, 1996








                             Limited               Managing
                             and additional        general
                             general partners      partner            Total

Partners' initial capital
  contributions               $ 2,684,707          $  583,924     $3,268,631
Syndication costs                (281,894)               -          (281,894)
Net income (loss)                 (35,947)             7,793         (28,154)
   Balance, December 31, 1996 $ 2,366,866         $  591,717      $2,958,583








See accompanying notes to financial statements.

                           PDC 1996-B LIMITED PARTNERSHIP
                        (A West Virginia Limited Partnership)

                               Statement of Cash Flows

       Period from September 9, 1996 (Date of Inception) to December 31, 1996



Cash flows from operating activities:
   Net loss                                              $   (28,154)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation, depletion and amortization                36,709
      Changes in operating assets and liabilities:
        Accounts receivable - oil and gas revenues           (79,517)
        Accrued expenses                                       9,474
        Due to Managing General Partner                        5,076

      Net cash used by operating activities                  (56,412)

Cash flows from investing activities:
   Expenditures for oil and gas properties                (2,899,619)

      Net cash used by investing activities               (2,899,619)

Cash flows from financing activities:
   Limited and additional general partner contributions    2,684,707
   Managing General Partner contribution                     583,924
   Syndication cost paid                                    (281,894)

      Net cash provided from financing activities          2,986,737

Net increase in cash                                          30,706
Cash at beginning of period                                      -
Cash at end of period                                    $    30,706


See accompanying notes to financial statements.

                           PDC 1996-B LIMITED PARTNERSHIP
                        (A West Virginia Limited Partnership)

                            Notes to Financial Statements

                                  December 31, 1996


(1)  Summary of Significant Accounting Policies

      Partnership Financial Statement Presentation Basis

      The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1996-B Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

      Oil and Gas Properties

      The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

      The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

      Based on the Managing General Partner's experience, management believes site restoration, dismantlement and abandonment costs, net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

      Income Taxes

      Since the taxable income or loss of the Partnership is reported in the separate tax returns of the partners, no provision has been made for income taxes on the Partnership's books.

      Under federal income tax laws, regulations and administrative rulings, certain types of transactions may be accorded varying interpretations. Accordingly, the Partnership's tax return and, consequently, individual tax returns of the partners may be changed to conform to the tax treatment resulting from a review by the Internal Revenue Service.

      Use of Estimates

      Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

                                                                  (Continued)

                           PDC 1996-B LIMITED PARTNERSHIP
                        (A West Virginia Limited Partnership)

                      Notes to Financial Statements, Continued

(2)  Organization

      The Partnership was organized as a limited partnership on September 9, 1996, in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Northern Appalachian Basin.

      Purchasers of partnership units subscribed to and fully paid for 3 units of limited partner interests and 131.235 units of additional general partner interests at $20,000 per unit (Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its 20% capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

      Upon completion of the drilling phase of the Partnership's wells, all additional general partners units are converted into units of limited partner interests and thereafter become limited partners of the Partnership. Limited partners do not have any rights to convert their units into units of additional general partner interests in the Partnership.

      In accordance with the terms of the Partnership Agreement (the
        Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)   Transactions with Managing General Partner and Affiliates

      The Partnership's transactions with the Managing General Partner include charges for the following:
                                                           Period from
                                                         September 9, 1996
                                                     (date of inception) to
                                                        December 31, 1996

                Drilling and completion costs               $2,793,258
                Lease acquisitions, at cost                    106,361
                Offering and organization costs
                 (includes reimbursements of
                 commissions and management fee)               349,012
                Lifting costs                                   10,842
                Tax return preparation                           2,945
                Direct administrative cost                       1,000

(4)   Allocation

      The table below summarizes the participation of the Managing General
        Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.








                                                                  (Continued)

                           PDC 1996-B LIMITED PARTNERSHIP
                        (A West Virginia Limited Partnership)

                      Notes to Financial Statements, Continued

                                                                Managing
                                                  Investor      General
                                                  Partners      Partner
    Partnership Costs
Broker-dealer Commissions and Expenses(1). .      100%            0%
Management Fee . . . . . . . . . . . . . . .      100%            0%
Undeveloped Lease Costs. . . . . . . . . . .        0%          100%
Drilling and Completion Costs. . . . . . . .       80%           20%
Tangible Equipment . . . . . . . . . . . . .        0%          100%
Intangible Drilling and Development Costs. .      100%            0%
Operating Costs(2) . . . . . . . . . . . . .       80%           20%
Direct Costs(3). . . . . . . . . . . . . . .       80%           20%
Administrative Costs . . . . . . . . . . . .        0%          100%
    Partnership Revenues

Sale of Oil and Gas Production(4). . . . . .       80%           20%
Sale of Productive Properties(5) . . . . . .       80%           20%
Sale of Equipment  . . . . . . . . . . . . .        0%          100%
Sale of Undeveloped Leases . . . . . . . . .       80%           20%
Interest Income. . . . . . . . . . . . . . .       80%           20%

____________________

  (1) Organization and Offering Costs, net of the Dealer Manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership will be paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10-1/2% of Subscriptions will be paid by the Managing General Partner, without recourse to the Partnership.

  (2) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

  (3) The Managing General Partner will receive monthly reimbursement from the Partnership for their direct costs incurred by the Managing General Partner on behalf of the Partnership.

  (4) The revenues and expenses to be allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners may be increased and the interest of the Managing General Partner may be decreased if certain cash distribution levels are not met. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed cash distribution levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.

  (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the Partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated.

                                                                   (Continued)

                        PDC 1996-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued

(5)      Costs Relating to Oil and Gas Activities

         The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities at December 31, 1996, are as follows:

         Lease acquisition costs                                $  106,360
         Intangible development costs                            2,319,695
         Well equipment                                            473,564
                                                                $2,899,619



      The following costs were incurred for the Partnership's oil and gas activities:

                                                             Period from
                                                           September 9, 1996
                                                        (date of inception) to
                                                           December 31, 1996
                Costs capitalized:
                  Property acquisition costs                   $  106,360
                  Development costs                             2,793,259
                                                               $2,899,619
(6)  Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties
        differs from the basis used for financial reporting purposes.   At
        December 31, 1996, the income tax basis of the Partnership's oil and gas properties was $577,076.

(7)   Supplemental Reserve Information (Unaudited)

      Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. Since December 31, 1996 prices have declined to seasonal levels. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:


                                                                Natural gas
                                                                    (mcf)

            Proved developed reserves as of
              September 9, 1996 (date of inception)                   -
            Extensions, discoveries and other
              additions                                          2,406,498
            Production                                             (29,366)

            Proved developed reserves as of
              December 31, 1996                                  2,377,132